Form 10-K
period 2005-06-15
Hartford Life Global Funding Trust 2005-024
filed 2005-08-10
CIK 1317924

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 15, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ______ to _______


                      Commission file number 333-112244-46
                   HARTFORD LIFE GLOBAL FUNDING TRUST 2005-024
                (BY HARTFORD LIFE INSURANCE COMPANY AS DEPOSITOR)
             (Exact name of registrant as specified in its charter)

           DELAWARE                                                NONE
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


                   HARTFORD LIFE GLOBAL FUNDING TRUST 2005-024
                200 HOPMEADOW STREET, SIMSBURY, CONNECTICUT 06089
                    (Address of principal executive offices)

                                 (860) 547-5000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                           NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                               ON WHICH REGISTERED
--------------------------------------------------------------------------------
5.20% Callable Secured IncomeNotes(sm) due 2025            None
of Hartford Life Global Funding Trust 2005-024

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NONE.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. NOT APPLICABLE.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K filed by Hartford Life Insurance Company ("Hartford Life") on February 28, 2005 and the Form 10-Qs filed by Hartford Life on May 2, 2005 and August 4, 2005.

                                     PART I

ITEM 3.        LEGAL PROCEEDINGS.

         None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Not applicable.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibit 31.1   Section 302 Certification.

Exhibit 99.1   Annual Funds Application Statement.

Exhibit 99.2   Report of Independent Registered Public Accounting Firm.

Exhibit 99.3   Trustee Compensation Report.


         For information relating to Hartford Life Insurance Company ("HLIC"), please see HLIC's (Commission file number 2-89516) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports and other information that HLIC has filed electronically with the SEC.

--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Hartford Life Global Funding Trust 2005-024
                               (by Hartford Life Insurance Company as depositor)

DATE:  August 10, 2005         By:  /s/  Jeffrey L. Johnson
                               -----------------------------------
                               Name:  Jeffrey L. Johnson
                               Title: Assistant Vice President



--------------------------------------------------------------------------------
================================================================================



                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION

--------------------------------------------------------------------------------

Exhibit 31.1      Section 302 Certification.

Exhibit 99.1      Annual Funds Application Statement.

Exhibit 99.2      Report of Independent Registered Public Accounting Firm.

Exhibit 99.3      Trustee Compensation Report.


================================================================================